Form 10-K
IMPAC SECURED ASSETS CORP., MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2006-3
filed 2007-03-30
CIK 1376223

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2006

                   Commission file number: 333-131328-02

                       Impac Secured Assets Trust 2006-3
          (Exact name of issuing entity as specified in its Charter)

                         Impac Secured Assets Corp.
           (Exact name of depositor as specified in its Charter)

                            Impac Funding Corporation
             (Exact name of sponsor as specified in its Charter)

                  California                                33-0715871
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          19500 Jamboree Road
          Irvine, California                             92612
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (949) 475-3600

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.        Not Applicable

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X ] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE
       List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders;
     (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended
     December 24, 1980).

     Not applicable.

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 1A.  Risk Factors.

     Omitted.

     ITEM 1B.  Unresolved Staff Comments.

     Omitted.

     ITEM 2.  Properties.

     Omitted.

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Omitted.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Omitted.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Omitted.

     ITEM 9A.  Controls and Procedures.

     Omitted.

     ITEM 9A(T).  Controls and Procedures.

     Omitted.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Omitted.

     ITEM 11.  Executive Compensation.

     Omitted.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Omitted.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Omitted.

     ITEM 14.  Principal Accounting Fees and Services.

     Omitted.

     PART IV

     Additional Items Required by General Instruction J (2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     None.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     No applicable updates.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     No applicable updates.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria

     See Item 15.

     Item 1123 of Regulation AB, Servicer Compliance Statement

     See Item 15.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.

         (3) Exhibits

             Exhibit 1.1 Underwriting Agreement, dated September 27, 2006 among Impac Funding Corporation, Impac Secured Assets Corp., Impac Mortgage Holdings Inc., Bear, Stearns & Co. Inc. and Countrywide Securities Corporation, originally filed on Form 8-K on October 16, 2006 and incorporated by refernece herein.

             Exhibit 4.1 Pooling and Servicing Agreement, dated as of September 1, 2006 among Impac Secured Assets Corp., as depositor, Impac Funding Corporation, as master servicer, and Deutsche Bank National Trust Company, as trustee, originally filed on Form 8-K on October 16, 2006 and incorporated by refernece herein.

             Exhibit 31 Section 302 Certification.

             Exhibit 33.1 Impac Funding Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 GMAC Mortgage, LLC's Annual Report on
             Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End
             December 31, 2006.

             Exhibit 33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 34.1 Impac Funding Corporation's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

             Exhibit 34.2 GMAC Mortgage, LLC's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

             Exhibit 34.3 Countrywide Home Loans Servicing LP's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

             Exhibit 34.4 Trustee's Annual Attestation Report on
             Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

             Exhibit 35.1 Impac Funding Corporation's Annual Statement of Compliance for Year End December 31, 2006.

             Exhibit 35.2 GMAC Mortgage, LLC's Annual Statement of Compliance for Year End December 31, 2006.

             Exhibit 35.3 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.




                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Impac Funding Corporation,
                             as Master Servicer on behalf of the Registrant

                                      By:  /s/: Mario Fegan
                                           Mario Fegan
                                           Vice President


     Date: March 29, 2007



     EXHIBIT INDEX

     Exhibit Document

      1.1 Underwriting Agreement, dated September 27, 2006 among Impac Funding Corporation, Impac Secured Assets Corp., Impac Mortgage Holdings Inc., Bear, Stearns & Co. Inc. and Countrywide Securities Corporation, originally filed on Form 8-K on October 16, 2006 and incorporated by refernece herein.

      4.1 Pooling and Servicing Agreement, dated as of September 1, 2006 among Impac Secured Assets Corp., as depositor, Impac Funding Corporation, as master servicer, and Deutsche Bank National Trust Company, as trustee, originally filed on Form 8-K on October 16, 2006 and incorporated by refernece herein.

      31   Section 302 Certification.

      33.1 Impac Funding Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 GMAC Mortgage, LLC's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Countrywide Home Loans Servicing LP's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Impac Funding Corporation's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.2 GMAC Mortgage, LLC's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.3 Countrywide Home Loans Servicing LP's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      34.4 Trustee's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

      35.1 Impac Funding Corporation's Annual Statement of Compliance for Year End December 31, 2006.

      35.2 GMAC Mortgage, LLC's Annual Statement of Compliance for Year End December 31, 2006.

      35.3 Countrywide Home Loans Servicing LP's Annual Statement of Compliance for Year End December 31, 2006.